Form 10-Q
period 1995-03-31
KEMPER CYMROT REAL ESTATE INVESTMENT FUND A LP
filed 1995-05-12
CIK 751262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




           X    Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934
                  For the Quarterly Period ended March 31, 1995


                                       or


           _   Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the Transition Period from ____ to ____

                        Commission File Number: 0-14363





              KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
        (Exact name of registrant as specified in governing instruments)


       Delaware                                No. 77-0034849
(State of organization)                            (I.R.S. Employer
                                                Identification No.)




                            120 South LaSalle Street
                            Chicago, Illinois 60603
                     (Address of principal executive offices
                               including zip code)


                                 (800) 468-4881
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X    NO

                                     PART I

                              FINANCIAL INFORMATION



Item 1.  Financial Statements



                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                        (a Delaware limited partnership)

                                 BALANCE SHEETS


                                     ASSETS



                                                March 31,     December 31,
                                                  1995            1994
                                               (Unaudited)    (Audited)

Cash and cash equivalents                      $ 2,083,712    $   359,731
Property and equipment, net                         -           6,441,078
Property held for sale, net                      6,130,403      6,270,813
Other assets, net                                    8,000         13,598

          Total assets                         $ 8,222,115    $13,085,220




                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                       $ 4,868,972    $ 9,562,625
  Payable to affiliates                            996,950        997,048
  Accounts payable and accrued liabilities          65,479         42,586
  Resident security deposits                        57,955         96,337

          Total liabilities                      5,989,356     10,698,596

Partners' capital                                2,232,759      2,386,624

          Total liabilities and
            partners' capital                  $ 8,222,115    $13,085,220




   The accompanying notes are an integral part of these financial statements.





                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

            For the quarters ended March 31, 1995 and March 31, 1994



                                                  1995           1994
Revenues:
  Operating income                              $ 430,218     $  538,457
  Interest income                                   4,271            657
                                                  434,489        539,114

Expenses:
  Employee compensation and benefits               50,914         56,549
  Property management and other
    professional fees                              50,096         52,115
  Office supplies and equipment                     2,744          3,206
  Administrative                                   11,452          7,748
  Advertising and promotion                        13,611         10,110
  Taxes, licenses and insurance                    74,130         66,557
  Utilities                                        33,177         49,475
  Maintenance and repair                           46,294         48,097
  Interest                                        155,713        195,384
  Depreciation and amortization                    67,090        102,117
  Provision for decrease in net realizable value  280,000           --

                                                  785,221        591,358

   Net loss before gain on sale of property     $(350,732)    $  (52,244)

GAIN ON SALE OF PROPERTY                          196,867           --

          Net loss                             $ (153,865)    $  (52,244)


Limited Partners' allocable net loss
  per weighted average limited partnership
  interest ($500 original capital contribution
  per interest):
    Loss before gain on sale of property       $  (10.69)     $    (1.59)
    Gain on sale of property                        6.00             --
                                               $   (4.69)          (1.59)
Weighted average limited partnership
  interests outstanding                           31,180          31,180




   The accompanying notes are an integral part of these financial statements.



                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)

            For the quarters ended March 31, 1995 and March 31, 1994


                                   General        Limited
                                   Partner        Partners        Total
Balance, December 31, 1994       $(1,282,130)   $3,668,754     $2,386,624
Net loss                              (7,693)     (146,172)      (153,865)

Balance, March 31, 1995          $(1,289,823)   $3,522,582     $2,232,759



Balance, December 31, 1993       $(1,274,560)   $3,812,581     $2,538,021
Net loss                              (2,612)      (49,632)       (52,244)

Balance, March 31, 1994          $(1,277,172)   $3,762,949     $2,485,777



   The accompanying notes are an integral part of these financial statements.



                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

            For the quarters ended March 31, 1995 and March 31, 1994

                                                  1995           1994
Cash flows from operating activities:
  Net loss                                      $ (153,865)   $  (52,244)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Depreciation                                   67,090        102,117
    Gain on sale of property                     (196,867)         --
    Provision for decrease in net
      realizable value                            280,000          --
    Amortization of loan fees                       5,598          1,764


Changes in assets and liabilities:
  Increase (decrease) in accounts payable
    and accrued liabilities                        22,893         (4,287)
  Decrease in amounts payable to affiliates           (98)          --
  (Decrease) increase in resident
     security deposits                            (38,382)         2,789
  Decrease in other assets                           --           66,842

        Net cash (used in) provided by operations  (13,631)      116,981

Cash flows from investing activities:
  Purchase of property and equipment              (19,700)        (9,502)
  Net cash received on sale of property         1,777,027           --

          Net cash provided by (used in) investing
          activities                            1,757,327         (9,502)

Cash flows from financing activities:
  Payments of principal on mortgage               (19,715)       (22,524)

  Increase in cash and cash equivalents         1,723,981         84,955

Beginning cash and cash equivalents               359,731        262,930

Ending cash and cash equivalents               $2,083,712     $  347,885


Supplemental disclosure of cash flow information:
  Cash paid for interest                       $  150,115     $  193,620

Supplemental disclosure of noncash transaction:
  Reduction of investment in real estate       $6,254,098     $    --
  Disposition by assumption of mortgage
    note payable                               $4,683,158     $    --

The accompanying notes are an integral part of these financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  The Partnership:

Kemper/Cymrot Real Estate Investment Fund A, L.P. (the "Partnership") is a limited partnership organized in August 1984, under the laws of the State of Delaware. The General Partner is Kemper/Cymrot Partners, L.P. The Partnership was formed to invest in, acquire, hold, maintain, operate, sell, exchange and otherwise use real property and interests therein for profit, and to engage in any and all activities related or incidental thereto. At March 31, 1995, the Partnership owned and operated one apartment property, the Fox Ridge Apartments, located in Sacramento, California. Two other properties, Silver Oak I and Silver Oak II Apartments, located in Mountlake Terrace, Washington, were sold on February 17, 1995. In accordance with the Limited Partnership Agreement, the Partnership will continue until December 31, 2028 unless terminated earlier.

Partnership profits or losses are allocated 95% to the Limited Partners and 5% to the General Partner.


2.  Summary of Significant Accounting Policies:

Basis of Accounting:

These statements have been prepared in accordance with instructions to the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter and three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Cash and Cash Equivalents:

Included in cash and cash equivalents are security deposits from residents which
are  restricted  as to  use.   These  deposits  totaled $57,955  and  $96,337 at
March 31, 1995 and December 31, 1994, respectively.

Property and Equipment:

Investments in property and equipment are recorded at the lower of depreciated cost or net realizable value. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 40 years for buildings, 10 to 40 years for building improvements and five years for equipment.

Syndication Costs:

Syndication costs incurred in organizing, offering and marketing partnership interests are recognized as an adjustment to the partners' capital.

Income Taxes:

The Partnership does not make provisions for income taxes as all income and losses are allocated to the partners for inclusion in their respective tax returns.
3.  Property and Equipment:

Property and equipment at March 31, 1995 and December 31, 1994 consisted of:

                                                March 31,      December 31,
                                                  1995             1994

  Land and improvements                        $    --         $ 1,378,873
  Buildings and improvements                        --           6,341,340
  Equipment                                         --             604,290
                                                    --           8,324,503
  Less: accumulated depreciation                    --          (1,883,425)

                                               $    --         $ 6,441,078
  Property held for sale                         8,064,203       8,079,877
  Less: accumulated depreciation                (1,933,800)     (1,809,064)
                                                 6,130,403       6,270,813
                                               $ 6,130,403     $12,711,891


Property and equipment are stated at the lower of depreciated cost or net realizable value. Net realizable value represents the estimated selling price in the ordinary course of business less estimated costs of holding and disposition. At March 31, 1995, the Partnership recorded a provision for decrease in net realizable value in the amount of $280,000. The provision was applicable to the Fox Ridge Apartments that is classified as property held for sale in the accompanying balance sheet as of March 31, 1995.

During March 1995, the Partnership began actively marketing the Fox Ridge Apartments for sale. On May 9, 1995, the Partnership entered into a contract to sell the Fox Ridge Apartments for $6,600,000. The sale is subject to the buyer's due diligence.

4.  Mortgage Notes Payable:

Mortgage notes payable consisted of the following at March 31, 1995 and December 31, 1994:

                                               March 31,       December 31,
                                                 1995             1994


A non-recourse promissory note for which the Fox Ridge Apartments is pledged as collateral. The note bears interest at a rate of 9.5%. Principal and interest are payable in monthly installments of $42,083 based on a 30-year amortization schedule. There are certain prepayment penalties as defined in the loan agreement.
The principal balance is due July 15, 1996.

                                               $4,868,972       $4,879,467

Two separate identical non-recourse promissory
notes for which the Silver Oak I Apartments
and the Silver Oak II Apartments were separately
pledged as collateral.  In November 1993, the
Partnership extended the maturity of the
notes payable for five years at an interest
rate of 6.5%.  Monthly installments
of principal and interest totaling
$29,965 were required through the maturity
date of November 15, 1998.  There were certain
prepayment penalties as defined in the loan
agreements.  On February 17, 1995, the
Partnership sold the Silver Oak I and II
Apartments and the existing mortgage notes
were assumed by the Buyers (see Note 8).            --           4,683,158

                                               $4,868,972       $9,562,625

5.  Related Party Transactions:

There were no fees and other compensation paid to the General Partner and affiliates for the three months ended March 31, 1995 and March 31, 1994.

Kemper/Cymrot, Inc.  ("KCI"),  an affiliate  of  the General  Partner,  provided property acquisition services and earned, as compensation, a deferred acquisition fee in an amount equal to 7.5% of gross proceeds from the offering of Partnership Interests, payable only from Net Cash Receipts from Partnership operations and not from proceeds of the offering. The Partnership incurred a total deferred acquisition fee of $1,169,250. As of March 31, 1995 and December 31, 1994 the unpaid balance totaled $996,950, which is included in payable to affiliates.

6.  Property Management:

Effective January 1, 1994, the Partnership entered into a property management agreement and a disposition services agreement with Western National Securities, a California corporation, dba Western National Property Management, Inc. ("Western National"). The initial terms of the agreements are for twelve months, with the option to renew for successive six-month periods. Compensation under the property management agreement is equal to 4 percent of property gross revenues. The disposition services agreement calls for a 1 percent fee based on the property's gross sales price to be paid upon closing of a sales transaction. Western National is not an affiliate of the General Partner.

Upon closing of the Silver Oak I and Silver Oak II Apartments sales transaction, Western National was paid a disposition fee in the amount of $69,000 from the sales proceeds, which was paid through escrow on February 17, 1995.

7.  Commitments and Contingencies:

From time to time the Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's financial statements.


8.  Sale of Property:

On February 17, 1995, the Partnership sold the Silver Oak I and Silver Oak II Apartments (the "Properties") to two separate unrelated third parties (the "Buyers") for a combined sales price of $6,900,000. The Buyers assumed the two existing mortgage notes on the Properties in the aggregate amount of $4,673,938 and paid the remaining portion of the sales prices in cash. After combined selling and closing costs of $449,035, the Partnership received net cash proceeds of $1,777,027. These funds are expected to be distributed to the Partners in accordance with the terms of the Limited Partnership Agreement during 1995. The Partnership recognized a gain on the sale of the Properties of $196,867.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

As of March 31, 1995, Kemper/Cymrot Real Estate Investment Fund A, L.P. ("Fund A") owned one property totaling 180 apartments, the Fox Ridge Apartments in Sacramento, California. Two other properties, the Silver Oak I and Silver Oak II Apartments (the "Silver Oak Apartments"), located in Mountlake Terrace, Washington, were sold on February 17, 1995.

During the quarter ended March 31, 1995, Fund A had a weighted average occupancy of 94% as compared to 88.5% at March 31, 1994. As of March 31, occupancy at the Fox Ridge Apartments was 95.5% in 1995, and 94% in 1994, respectively. FUND LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for Fund A are cash from operations, borrowings from financial institutions, cash reserves and the sale of real properties. Fund A currently has no intention to raise additional capital.

Fund A generated a cash deficit from operations of $13,631 and positive cash from operations of $116,981 for the three months ending March 31, 1995 and 1994, respectively. The decrease in cash generated from operations is attributable to the sale of the Silver Oak Apartments in February 1995.

On February 17, 1995, Fund A sold the Silver Oak Apartments to two separate unrelated third parties (the "Buyers") for a combined sales price of $6,900,000. In its efforts to maximize value for the Limited Partners, the General Partner made the decision to sell the properties at a time when multifamily sales prices have risen as a result of recent acquisition activity. The General Partner believes that the sales prices negotiated were favorable for properties of this age and type.

The Buyers assumed the two existing mortgage notes on the Silver Oak Apartments. Fund A received net cash proceeds of $1,777,027, which it expects to distribute to the Partners during 1995, in accordance with the terms of the Limited Partnership Agreement. Fund A recognized a gain on the sale of the Silver Oak Apartments in the amount of $196,867.

Capital expenditures for  the three months ended  March 31, 1995 were kept to  a
minimum.   Total  capital expenditures  made for  the period  were approximately
$19,700 and included upgrading carpet and vinyl at the Fox Ridge Apartments.

In March 1995, Fund A decided to actively market the Fox Ridge Apartments for sale as the General Partner believes this is an opportune time to sell the Property given recent increases in apartment acquisition activity. On May 9, 1995 Fund A entered into a contract to sell the Fox Ridge Apartments for $6,600,000 with an independent third party. The sale is subject to the buyer's due diligence. In the event the sale occurs, Fund A would subsequently be dissolved under the terms of the Limited Partnership Agreement.

As of March 31, 1995, Fund A recorded a provision for decrease in net realizable value in the amount of $280,000. The provision is applicable to the Fox Ridge Apartments property which is classified as property held for sale in the accompanying balance sheet.

RESULTS OF OPERATIONS

Operating  income for  Fund A  totaled  $430,218  for  the  three  months  ended
March 31, 1995, as compared with $538,457 for the three months ended March 31, 1994. The decrease in operating income is attributable to the sale of the Silver Oak Apartments in February 1995. Operating expenses, exclusive of interest, depreciation and provision for decrease in net realizable value totaled $282,418 for the three months ended March 31, 1995, as compared with $293,857 for the three months ended March 31, 1994. The decrease in operating expenses is primarily due to the sale of the Silver Oak Apartments in February 1995.

The Net Cash Receipts (Deficit) from property operations was approximately $(17,000) and $61,000 for the three months ended March 31, 1995 and 1994, respectively.


                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

        None


Item 3.  Defaults Upon Senior Securities

        None


Item 4.  Submission of Matters to a Vote of Security Holders

        None


Item 5.  Other Information

        None


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        Exhibit 27    Financial Data Schedule

        (b)  Reports on Form 8-K:

        Form 8-K dated February 17, 1995 reported the sale of the Silver Oak I Apartments and the Silver Oak II Apartments.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  KEMPER/CYMROT REAL ESTATE INVESTMENT
                                    FUND A, L.P.

                                  By: Kemper/Cymrot Partners, L.P.
                                   its General Partner

                                  By: Kemper Real Estate, Inc.
                                   its general partner



Date: May 12, 1995                By: /s/ John  E. Neal

                                   John E. Neal, President
                                   (Principal Executive Officer)




Date: May 12, 1995                By: /s/ John  H. Fitzpatrick

                                   John H. Fitzpatrick, Vice President
                                   (Principal Financial Officer)



                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                                  EXHIBIT INDEX




Exhibit Number                    Page Number

  27   Financial Data Schedule       12