Form 10-Q
period 1995-06-30
KEMPER CYMROT REAL ESTATE INVESTMENT FUND A LP
filed 1995-08-14
CIK 751262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




           X    Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934
                  For the Quarterly Period ended June 30, 1995


                                       or


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


                               (Liquidation Basis)
                Statement of Estimated Net Assets In Liquidation
                                  June 30, 1995
                                   (Unaudited)



ASSETS


Cash and cash equivalents                                       $2,861,236




LIABILITIES

Accounts Payable                                                $   20,000
Accrued Liquidation Costs                                           60,000

          Total liabilities                                     $   80,000

Estimated Net Assets In Liquidation                             $2,781,236
Shares of Limited Partnership Interest                              31,180
Estimated Net Assets In Liquidation Per Limited Partnership
  Interest                                                      $       88

   The accompanying notes are an integral part of these financial statements.

KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                        (a Delaware limited partnership)



                               (Liquidation Basis)
           Statement of Changes In Estimated Net Assets in Liquidation
                     For The Six Months Ended June 30, 1995
                                   (Unaudited)









Total Partners' Capital at January 1, 1995 (Going Concern Basis)  $2,386,624
Adjustment to Reflect Change to Liquidation Basis of Accounting     -

Estimated Net Assets in Liquidation at January 1, 1995            $2,386,624
Operating income                                                     688,483
Interest and other income                                             31,580
Employee compensation and benefits                                   (84,022)
Property management and other professional fees                      (62,580)
Office supplies and equipment                                         (4,210)
Administration                                                       (46,639)
Advertising and promotion                                            (21,424)
Taxes, licenses and insurance                                        (68,226)
Utilities                                                            (77,208)
Maintenace and repair                                                (90,193)
Interest                                                            (447,280)
Depreciation and amortization                                       (100,672)
Provision for decrease in net realizable value                      (280,000)
Net gain on sale of properties                                        20,053
Forgiveness of payable to affiliate                                  996,950
Estimated costs to liquidate                                         (60,000)
Estimated Net Assets in Liquidation at June 30, 1995 (Unaudited)  $2,781,236





   The accompanying notes are an integral part of these financial statements.




                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                        (a Delaware limited partnership)


                              (Going Concern Basis)
                                 Balance Sheets
                                December 31, 1994
                                    (Audited)


                                     ASSETS




Cash and cash equivalents                                     $   359,731
Property and equipment, net                                     6,441,078
Property held for sale, net                                     6,270,813
Other assets, net                                                  13,598

          Total assets                                        $13,085,220




                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                                      $ 9,562,625
  Payable to affiliates                                           997,048
  Accounts payable and accrued liabilities                         42,586
  Resident security deposits                                       96,337

          Total liabilities                                    10,698,596

Partners' capital                                               2,386,624

          Total liabilities and partners' capital             $13,085,220




   The accompanying notes are an integral part of these financial statements.

                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                        (a Delaware limited partnership)
                              (Going Concern Basis)
                             Statement of Operations
                     For the six months ended June 30, 1994
                                   (Unaudited)

Revenues:
 Operating income                                   $1,081,394
 Interest income                                         2,192
                                                     1,083,586
Expenses:
 Employee compensation and benefits                    114,472
 Property management and other
 professional fees                                      79,906
 Office supplies and equipment                           4,810
 Administrative                                         15,814
 Advertising and promotion                              22,865
 Taxes, licenses and insurance                         127,878
 Utilities                                              98,521
 Maintenance and repair                                105,149
 Interest                                              390,354
 Depreciation and amortization                         204,233
                                                     1,164,002
 Net loss                                           $  (80,416)


Net loss per weighted average
 limited partnership interest ($500
 original capital contribution
 per interest):                                     $   (2.45)

Weighted average limited partnership
 interests outstanding                                 31,180




   The accompanying notes are an integral part of these financial statements.


                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                        (a Delaware limited partnership)


                              (Going Concern Basis)
                             Statement of Cash Flows
                     For the six months ended June 30, 1994
                                   (Unaudited)







Cash flows from operating activities:
  Net loss                                                    $ (80,416)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                                204,233
    Amortization of loan fees                                     3,529


Changes in assets and liabilities:
  Decrease in accounts payable
    and accrued liabilities                                     (53,908)
  Decrease in amounts payable to affiliates                         (98)
  Increase in resident security deposits                          2,696
  Decrease in other assets                                       67,343

          Net cash provided by operations                       143,379

Cash flows from investing activities:
  Purchase of property and equipment                            (29,092)

Cash flows from financing activities:
  Payments of principal on mortgage notes payable               (45,462)

  Increase in cash and cash equivalents                          68,825

Beginning cash and cash equivalents                             262,930

Ending cash and cash equivalents                              $ 331,755


Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 386,825




The accompanying notes are an integral part of these financial statements.

                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                        (a Delaware limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.  The Partnership:

Kemper/Cymrot Real Estate Investment Fund A, L.P. (the "Partnership") is a limited partnership organized in August 1984, under the laws of the State of Delaware. The General Partner is Kemper/Cymrot Partners, L.P. The Partnership was formed to invest in, acquire, hold, maintain, operate, sell, exchange and otherwise use real property and interests therein for profit, and to engage in any and all activities related or incidental thereto. On June 23, 1995 the Partnership sold its remaining property, the Fox Ridge Apartments in Sacramento, California. On February 17, 1995, the Partnership sold the Silver Oak I and Silver Oak II Apartments in Mountlake Terrace, Washington. At June 30, 1995, the Partnership's remaining assets consist of cash and cash equivalents.

The General Partner approved a plan of liquidation and dissolution (the "Plan) in accordance with the Limited Partnership Agreement on July 1, 1995. The Partnership has accrued for its known and estimated liabilities and plans on making a final distribution during the fourth quarter. The valuation of assets and liabilities requires estimates and assumptions and there are uncertainties in carrying out the provisions of the Plan. Accordingly, if any unanticipated liabilities or expenses arise, the amounts to be distributed could be less than estimated.

Partnership profits or losses are allocated 95% to the Limited Partners and 5% to the General Partner. Under the terms of the Limited Partnership Agreement, the liquidating distribution will be allocated 99% to the Limited Partners and 1% to the General Partner.


2.  Summary of Significant Accounting Policies:

Basis of Accounting:

As  a result  of the anticipated  liquidation and  in accordance  with generally accepted  accounting  principles,  the  Statement  of  Estimated  Net Assets  in
Liquidation at June 30, 1995 and the Statement of Changes in Estimated Net Assets in Liquidation for the six months ended June 30, 1995 are presented on the liquidation basis. The financial statements for December 31, 1994 and the six months ended June 30, 1994 are presented on the going concern basis of accounting. The liquidation basis of accounting requires that the Partnership's remaining assets be presented at their estimated realizable value and the remaining liabilities, including a provision for the estimated costs of the Plan, be presented at their estimated settlement value.

The estimated costs of the Plan represent future general and administrative costs anticipated to carry out the final liquidation. Such costs are reflected as accrued liquidation costs in the accompanying Statement of Estimated Net Assets in Liquidation. The estimated accrued liquidation costs estimated presume an orderly liquidation and may change significantly if unforeseen developments occur.

Cash and Cash Equivalents:

Included in cash and cash equivalents at December 31, 1994 are security deposits from residents which are restricted as to use. These deposits totaled $96,337.

Property and Equipment:

At December 31, 1994, investments in property and equipment are recorded at the lower of depreciated cost or net realizable value. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which are 40 years for buildings, 10 to 40 years for building improvements and five years for equipment.



Syndication Costs:

Syndication costs incurred in organizing, offering and marketing partnership interests are recognized as an adjustment to the partners' capital.

Income Taxes:

The Partnership does not make provisions for income taxes as all income and losses are allocated to the partners for inclusion in their respective tax returns.

3.  Property and Equipment:

Property and equipment at December 31, 1994 consisted of:

  Land and improvements                                        $ 1,378,873
  Buildings and improvements                                     6,341,340
  Equipment                                                        604,290
                                                                 8,324,503
  Less: accumulated depreciation                                (1,883,425)

                                                               $ 6,441,078
  Property held for sale                                         8,079,877
  Less: accumulated depreciation                                (1,809,064)
                                                                 6,270,813
                                                               $12,711,891

Property and equipment were stated at the lower of depreciated cost or net realizable value. Net realizable value represents the estimated selling price in the ordinary course of business less estimated costs of holding and disposition. During March 1995, the Partnership recorded a provision for decrease in net realizable value in the amount of $280,000. The provision was applicable to the Fox Ridge Apartments that were sold
June 23, 1995.



4.  Mortgage Notes Payable:

Mortgage notes payable consisted of the following at December 31, 1994:


A non-recourse promissory note for which the Fox
Ridge Apartments was pledged as collateral.  The
note bears interest at a rate of 9.5%. Principal
and interest were payable in monthly installments
of $42,083 based on a  30-year amortization
schedule.  There were certain prepayment penalties
as defined in the loan agreement.  The principal
balance was due July 15, 1996.  On June 23, 1995,
the Fox Ridge Apartments were sold (see Note 8).
                                                                $4,879,467

Two separate identical non-recourse promissory
notes for which the Silver Oak I Apartments and
the Silver Oak II Apartments were separately
pledged as collateral.  In November 1993, the
Partnership extended the maturity of the notes
payable for five years at an interest rate of 6.5%.
Monthly installments of principal and interest totaling
$29,965 were required through the maturity date of
November 15, 1998.  There were certain  prepayment
penalties as defined in the loan agreements.  On
February 17, 1995, the Silver Oak I and II Apartments
were sold and the existing mortgage notes were assumed
by the Buyers (see Note 8).                                      4,683,158

                                                                $9,562,625


5.  Related Party Transactions:

There were no fees and other compensation paid to the General Partner and affiliates for the six months ended June 30, 1995 and June 30, 1994.

Kemper/Cymrot, Inc. ("KCI"), an affiliate of the General Partner, provided property acquisition services and earned, as compensation, a deferred acquisition fee in an amount equal to 7.5% of gross proceeds from the offering of Partnership Interests, payable only from Net Cash Receipts from Partnership operations and not from proceeds of the offering. The Partnership incurred a total deferred acquisition fee of $1,169,250. As of June 30, 1995, the General Partner had forgiven the unpaid deferred acquisition fee in the amount of $996,950. As of December 31, 1994 the unpaid balance totaled $996,950 and is included in payable to affiliates.

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

Upon closing of the Silver Oak I and Silver Oak II Apartments and the Fox Ridge Apartments sales transactions, Western National was paid disposition fees in the amount of $69,000 and $62,175, respectively, from the sales proceeds, which were paid through escrow.

7.  Commitments and Contingencies:

From time to time the Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's financial statements.


8.  Sales of Properties:

On June 23, 1995, the Partnership sold the Fox Ridge Apartments (the "Property") to an unrelated third party for a sales price of $6,527,500. The sales price was paid in cash. After combined selling and closing costs of $584,034 and payment of the non-recourse mortgage note payable and related fees totalling $5,046,081, the Partnership received net cash proceeds of $897,385. The Partnership recognized a loss on the sale of the Property of approximately $177,000.

On February 17, 1995, the Partnership sold the Silver Oak I and Silver Oak II Apartments (the "Properties") to two separate unrelated third parties (the "Buyers") for a combined sales price of $6,900,000. The Buyers assumed the two existing mortgage notes on the Properties in the aggregate amount of $4,673,938 and paid the remaining portion of the sales prices in cash. After combined selling and closing costs of $449,035, the Partnership received net cash proceeds of $1,777,027. The Partnership recognized a gain on the sale of the Properties of approximately $197,000.

The net cash proceeds received from the sales of the Fox Ridge and Silver Oaks Apartments are expected to be distributed to the Partners with the final liquidating distribution, in accordance with the terms of the Limited Partnership Agreement during the fourth quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 1995, Kemper/Cymrot Real Estate Investment Fund A, L.P. (the "Partnership") had disposed of all of its properties and had adopted a plan of liquidation and dissolution (the "Plan") in accordance with the Limited Partnership Agreement.

Under liquidation basis accounting, a Statement of Estimated Net Assets in Liquidation is presented in lieu of a balance sheet. In the Statement of Estimated Net Assets in Liquidation, remaining assets are stated at their estimated realizable values, and remaining liabilities, including a provision for the estimated costs of the Plan, are stated at their estimated settlement amounts. A Statement of Changes in Estimated Net Assets in Liquidation is presented in lieu of a Statement of Operations. (See Note 1 to the financial statements.)


Liquidity and Capital Resources

As of June 30, 1995 the Partnership had sold all of its properties. In its efforts to maximize value for the Limited Partners, the General Partner made the decision to sell the properties at a time when multifamily sales prices have risen as a result of recent acquisition activity. The General Partner believes that the sales prices negotiated were favorable for properties of this age and type.

On February 17, 1995, the Partnership sold the Silver Oak Apartments to two separate unrelated third parties (the "Buyers") for a combined sales price of $6,900,000. The Buyers assumed the two existing mortgage notes on the Silver Oaks Apartments. The Partnership received net cash proceeds of $1,777,027. The Partnership recognized a gain on the sale of the Silver Oak Apartments of approximately $197,000.

On June 23, 1995, the Partnership sold the Fox Ridge Apartments to an unrelated third party for a sales price of $6,527,500 which was paid in cash. The Partnership received net cash proceeds of $897,385. A loss of $177,000 was recognized on the sale of the Fox Ridge Apartments.

The net sales proceeds received on the sales of the Silver Oak and Fox Ridge Apartments are expected to be distributed in accordance with the terms of the limited partnership agreement and will be included in the final liquidating distribution.

During 1995, the Partnership recorded a provision for decrease in net realizable value in the amount of $280,000. The provision is applicable to the Fox Ridge Apartments property which was sold on June 23, 1995.

As of June 30, 1995, the Partnership had estimated net assets in liquidation of $2,781,236. Estimated net assets in liquidation reflect total assets less remaining liabilities and obligations expected to be incurred by the Partnership in connection with the Plan. At June 30, 1995 the Partnership had cash and cash equivalents of $2,861,236.

The  valuation of assets and  liabilities for purposes  of calculating estimated net assets in liquidation requires many estimates and assumptions, and consummation of the Plan will entail significant uncertainties. As a result, the actual amounts of assets, liabilities, and net assets in liquidation set forth in the accompanying Statement of Net Assets in Liquidation reflect accruals for expenses in connection with the Partnership's liquidation and wind-up at June 30, 1995.

Based on facts presently available to it, the Partnership anticipates that approximately $88 per limited partnership interest will be available for liquidating distributions to the limited partners. (See Note 1 to the Partnership's financial statements.) There can be no assurance, however, that this amount will ultimately be available for distribution. The actual amount of the final liquidating distribution will depend upon the amounts deemed necessary or appropriate to pay for the Partnership's liabilities and expenses of liquidation. Accordingly, no assurance can be given that the amounts estimated to be distributed will not be reduced below the Partnership's current expectations.



Material Changes In Results Of Operations

As previously noted, the financial statements for the six months ended June 30, 1995 have been presented on the liquidation basis of accounting. The financial statements for the year ended December 31, 1994 and the six months ended June 30, 1994 were prepared on a going concern basis of accounting. Therefore, a comparison of material changes in results of operations is not applicable.





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

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        Exhibit 27    Financial Data Schedule

        (b)  Reports on Form 8-K:

        Form  8-K dated June 23, 1995 reported the sale of the Fernwood
        Apartments.







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






Date: August 11, 1995             By: /s/ John E. Neal

                                   John E. Neal, President
                                   (Principal Executive Officer)


Date: August 11, 1995             By: /s/ John H. Fitzpatrick

                                   John H. Fitzpatrick, Vice President
                                   (Principal Financial Officer)




                KEMPER/CYMROT REAL ESTATE INVESTMENT FUND A, L.P.
                                  EXHIBIT INDEX




Exhibit Number                    Page Number

  27   Financial Data Schedule       15